Form 10-Q
period 2009-04-30
Halberd Corp
filed 2009-06-19
CIK 1458631

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-157958

Halberd Corporation
(Exact name of registrant as specified in its charter)

Nevada	26-4346918
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

10755 Vernon Avenue
Huntington Woods, MI 48070
 (Address of Principal Executive Offices)
(Zip Code)

248-530-0270
 (Registrant’s Telephone Number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock as of   June 19, 2009 was 26,058,000 shares of common stock.

HALBERD CORPORATION

FORM 10-Q

April 30, 2009

TABLE OF CONTENTS

PART I— INTERIM FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II— OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART 1 – INTERIM FINANCIAL INFORMATION

HALBERD CORPORATION AND
SUBSIDIARY
(a development stage company)
Huntington Woods, Michigan

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended
April 30, 2009 and April 30, 2008 and
August 2, 2007 (date of inception) to April 30, 2009

HALBERD CORPORATION AND
SUBSIDIARY
(a development stage company)
Huntington Woods, Michigan

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended
April 30, 2009 and April 30, 2008 and
August 2, 2007 (date of inception) to April 30, 2009

HALBERD CORPORATION AND
SUBSIDIARY
(a development stage company)

TABLE OF CONTENTS

Interim Consolidated Financial Statements	Page

Consolidated Balance Sheets as of April 30, 2009 (unaudited) and July 31, 2008	1

Consolidated Statements of Operations for the three and nine months ended
April 30, 2009 and 2008 and August 2, 2007 (date of inception)
to April 30, 2009 (unaudited)	2

Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended
April 30, 2009 and period ended April 30, 2008 (unaudited)	3

Consolidated Statements of Cash Flows for the nine months ended
April 30, 2009 and 2008 and August 2, 2007 (date of inception)
to April 30, 2009 (unaudited)	4

Notes to Interim Consolidated Financial Statements	5 - 14

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	April 30	July 31,
	2009	2008
	(Unaudited)
ASSETS

Cash and cash equivalents, equal to total current assets	$6,854	$1,387

Prepaid expenses	9,500	-

Property and equipment, net	551,940	314,221

Trademarks	19,245	8,770

Deferred income taxes	-	17,330

Total assets	$587,539	$341,708

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable	$291,989	$17,959
Accrued expenses	22,542	17,386
Deferred revenue	2,428	1,510
Due to officers	124,890	30,048
Line-of-credit due to stockholder	29,027	10,900
Promissory notes payable	55,000	-
Convertible notes payable	-	300,000

Total liabilities (all current)	525,876	377,803

Stockholders' equity (deficit) (Note 6)
Common stock - $0.001 par value; 120,000,000 shares
authorized, 26,058,000 and 20,002,000 shares issued and
outstanding at April 30, 2009 and July 31, 2008,
respectively	1,505	-
Additional paid-in capital	632,950	-
Deficit accumulated during the development stage	(572,792)	(36,095)

Total stockholders' equity (deficit)	61,663	(36,095)

Total liabilities and stockholders' equity (deficit)	$587,539	$341,708

The accompanying notes are an intergral part of these interim consolidated financial statements

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Cumulative
					Period From
					August 2, 2007
					(date of inception)
	Three Months Ended April 30		Nine Months Ended April 30		to April 30
	2009	2008	2009	2008	2009

Net sales	$587	$1,546	$5,679	$1,546	$12,695

Cost of sales	538	218	1,451	218	2,097

Gross margin	49	1,328	4,228	1,328	10,598

Operating expenses	365,559	157,669	501,349	215,151	545,436

Operating loss	(365,510)	(156,341)	(497,121)	(213,823)	(534,838)

Interest income	-	620	-	620	1,253
Interest expense	(6,547)	(2,380)	(22,246)	(10,617)	(39,207)

Other expense, net	(6,547)	(1,760)	(22,246)	(9,997)	(37,954)

Loss before income taxes	(372,057)	(158,101)	(519,367)	(223,820)	(572,792)

Income taxes	-	-	(17,330)	-	-

Net loss	$(372,057)	$(158,101)	$(536,697)	$(223,820)	$(572,792)

Basic and diluted loss per common share	*	*	*	*	*

Weighted average number of common
shares outstanding, basic and fully diluted	25,558,000	10,001	22,415,775	10,001	20,080,276

* less than $0.01

The accompanying notes are an intergral part of these interim consolidated financial statements

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)

			Additional	Deficit Accumulated During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balances - August 2, 2007	-	$-	$-	$-	$-

Common stock issued	10,001	-	-	-	-

Net loss	-	-	-	(223,820)	(223,820)

Balances - April 30, 2008	10,001	$-	$-	$(223,820)	$(223,820)

			Additional	Deficit Accumulated During the	Total Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balances - August 1, 2008 *	20,002,000	$-	$-	$(36,095)	$(36,095)

Conversion to equity of notes
payable and accrued interest	4,600,000	460	322,540	-	323,000

Private placement during January
2009 at $0.22/share	374,000	37	80,963	-	81,000

Shares issued for consulting
services during January 2009
at $0.25/share	82,000	8	20,492	-	20,500

Shares issued for consulting
services during March 2009
at $0.25/share	1,000,000	1,000	249,000	-	250,000

Direct filing costs associated with	-	-	(40,045)	-	(40,045)
registration of common shares

Net loss	-	-	-	(536,697)	(536,697)

Balances - April 30, 2009	26,058,000	$1,505	$632,950	$(572,792)	$61,663

* As adjusted to reflect recapitalization - Note 1

The accompanying notes are an intergral part of these interim consolidated financial statements

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative
			Period From
			August 2, 2007
			(date of inception)
	Nine Months Ended April 30		to April 30
	2009	2008	2009
Cash flows from operating activities
Net loss	$(536,697)	$(223,820)	$(572,792)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation	2,135	730	3,558
Deferred income tax valuation allowance	17,330	-	-
Changes in operating assets and liabilities that
provided (used) cash
Prepaid expenses	(9,500)	(460)	(9,500)
Accounts payable and accrued expenses	532,641	9,377	567,986
Deferred revenue	918	-	2,428
Due to officers	94,842	48	124,890
Net cash provided by (used in)
operating activities	101,669	(214,125)	116,570

Cash flows from investing activities
Trademark costs	(10,475)	(3,162)	(19,245)
Purchases of property and equipment,
including website costs	(239,854)	(67,537)	(555,498)

Net cash used in investing activities	(250,329)	(70,699)	(574,743)

Cash flows from financing activities
Net stockholder line-of-credit borrowings	18,127	-	29,027
Issuance of promissory notes payable	55,000	-	55,000
Issuance of convertible notes payable	-	300,000	300,000
Proceeds from private placement, net of
offering costs of $ 12,500	81,000	-	81,000

Net cash provided by financing activities	154,127	300,000	465,027

Net increase in cash and cash equivalents	5,467	15,176	6,854

Cash and cash equivalents - beginning of period	1,387	-	-

Cash and cash equivalents - end of period	$6,854	$15,176	$6,854

Supplemental disclosures of noncash financing activities:

Issuance of 1,082,000 shares of common stock in
exchange for consulting services	$270,500	$-	$270,500

Conversion of notes payable to common stock	$323,000	$-	$323,000

Direct filing costs associated with
registration of common shares	$(40,045)	$-	$(40,045)

The accompanying notes are an intergral part of these interim consolidated financial statements

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Halberd Corporation and its wholly owned subsidiary Sellmybusinessnow.com, Inc.  All intercompany balances and transactions have been eliminated in consolidation.

Organization, Nature of Business (including development stage), and Basis of Presentation

Sellmybusinessnow.com, Inc., is a development stage company that was incorporated under the laws of the state of Michigan on August 2, 2007.  The Company began operating under the name “Sellmybusiness.com®” on December 3, 2007.  To date, the Company’s activities have been limited to raising capital, obtaining financing, constructing its website and administrative functions. Sellmybusiness.com® intends to provide a single web portal for interested parties to find, buy and sell businesses, real estate and equipment and all the related services needed to support the transaction, including financing, incorporation, professional help and additional business resources.  Sellmybusiness.com® intends to support businesses of all sizes and types, including start-ups, well-established companies, home-based businesses, closely-held companies, multinational public corporations and franchises. Sellmybusiness.com®’s real estate listing service will assist business people to buy, sell, lease or sublease commercial land and property. Sellmybusiness.com®’s equipment listing service will provide a portal to buy, sell or lease excess inventory, capital equipment, raw materials, vehicles, aircraft, ships and rail equipment.

On January 26, 2009, Halberd Corporation, a Nevada corporation, was formed by Sellmybusinessnow.com, Inc.’s founders in conjunction with a legal reorganization of the Company.  Halberd Corporation is structured to act as the parent company of Sellmybusinessnow.com, Inc.  As part of this action, and effective on January 28, 2009, all of the issued and outstanding shares of Sellmybusinessnow.com, Inc. common stock were exchanged on a 2,000-to-1 basis for Halberd Corporation common stock.  As a result, the accompanying consolidated financial statements reflect this reorganization and are presented on a consolidated basis and are labeled as those of the parent company.  Halberd Corporation and Subsidiary are collectively referred to as the “Company”.

The Company has adopted a fiscal year end of July 31.

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Basis of Accounting

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP) for interim financial information.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for the nine months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ended July 31, 2009.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

Segment Reporting

The Company has determined that it does not have any separately reportable business segments at April 30, 2009.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and demand deposits in banks.  The Company considers all highly liquid investments purchased with original maturities of six months or less to be cash equivalents.

Revenue Recognition

The Company utilizes the guidance in Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, to recognize revenue.  Under SAB No. 104, revenue is recognized only when persuasive evidence of an agreement exists, delivery of the service has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Payments received in advance of services being rendered are recorded as deferred revenue and recognized on a straight-line basis over the service period.

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

As the Company is in the development stage, it has generated limited revenues during the period ended April 30, 2009.  Management believes the Company will principally derive its future revenue from customers that pay fees via credit card through the web site for a suite of services to market and search for commercial real estate and operating businesses. These services include a premium membership that provides the customer unlimited access to listings, maximized exposure for their listings, along with enhanced services to market their listings.

Management also anticipates the Company will earn revenue from other sources including advertising revenues, which will be recognized ratably over the period in which the advertisement is displayed on the web site, provided that no significant obligations remain and collection of the resulting receivable is probable. Advertising rates are dependent on the services provided and the placement of the advertisements.

Property and Equipment (including web site costs)

Costs incurred to develop the Company’s web site, Sellmybusiness.com®, are capitalized or expensed, as applicable, in accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue 00-2, Accounting for Web Site Development Costs (EITF 00-2), which addresses whether certain development costs should be capitalized or expensed.  Exhibit 00-2A of EITF 00-2 breaks potential web site development costs into 34 distinct potential activities, among four stages: Planning; Web Site Application and Infrastructure Development; Graphics and Content Development; and Operating.  Management analyzes the nature of costs incurred relative to these stages and either capitalizes or expenses the related costs in accordance with EITF 00-2.   Because the Company’s current web site development costs incurred relate principally to development and testing, the Company is generally capitalizing these costs.

Management periodically reviews these assets to determine whether carrying values have been impaired.

Depreciation and Amortization

Depreciation on equipment is computed using the straight-line method over the estimated useful lives of the related assets which range from three to seven years.  Amortization of web site costs did not commence during the period ended April 30, 2009 since the final operating version of the site was not completed as of that date.

Trademark Costs

The Company has capitalized costs to obtain trademarks registered for its three service marks Sellmybusiness.com®, Business Vault®, and Business Watch®.   Such costs principally relate to legal fees incurred.  These intangible assets have been determined to have a life of 15 years and the Company will begin amortizing them when full website operations begin (scheduled for July 2009).

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Deferred income taxes relate principally to the Company’s net operating loss carry forward.

Concentration Risks

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and when they exist, trade accounts receivable.  Cash and cash equivalents are deposited with high credit quality financial institutions.  The Company’s revenue and accounts receivable are primarily derived from credit card transactions with subscribers and are typically settled within two to three business days.

Fair Value of Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Net Income (loss) Per Share

Net income (loss) per share is calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share.  “Diluted” reflects the potential dilution of all common stock equivalents except in cases where the effect would be anti-dilutive.  Common stock equivalents of 4,508,000 were excluded from net loss per diluted share for all prior periods presented as this effect would have been anti-dilutive.  These common stock equivalents were converted to common stock during January 2009 and as such are reflected in weighted average common shares outstanding for the periods ended April 30, 2009.

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued three related Staff Positions (FSP): (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP Statement of Financial Accounting Standard (SFAS) 115-2 and SFAS 124-2,  “Recognition and Presentation of Other-Than-Temporary Impairments”,  and (iii) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, each of which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the potential impact of these Staff Positions.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any non-controlling interest acquired due to a business combination. Under SFAS 141(R) the entity that acquires the business (whether in a full or partial acquisition) may recognize only the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at fair value. SFAS 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. Under SFAS 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the acquisition cost and included in the amount recorded for assets acquired. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will apply the provisions of SFAS 141(R) for acquisitions completed after July 31, 2009.

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FSP 141R-1 will not have an impact on our consolidated financial statements at this time.

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In April 2008, the FASB issued FASB Staff Position, No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited.  Accordingly, this FSP is effective for the Company on August 1, 2009.  The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Other recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to apply to the Company or to have a material impact on the Company’s reported results of operations on a per share basis.

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following assets at:

	April 30,	July 31,
	2009	2008

Web site costs	$542,123	$302,269
Phone system	8,464	8,464
Computer equipment	4,911	4,911

Total	555,498	315,644
Less accumulated depreciation	3,558	1,423

Property and equipment, net	$551,940	$314,221

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.            RELATED PARTY TRANSACTIONS (including debt and leases)

The Company’s majority stockholder has provided a $75,000 revolving line of credit to the Company.  Outstanding advances bear interest at 10% per annum, and any such advances are due May 1, 2010.  A total of $29,027 and $10,900 was outstanding as of April 30, 2009 and July 31, 2008, respectively.  Interest of $2,118 and $160 on such advances is included with accrued expenses in the accompanying balance sheet at April 30, 2009 and July 31, 2008, respectively.

The Company incurred rent expense of $3,100 for the initial period ended July 31, 2008 under a month to month lease with an entity in which the Company’s majority stockholder is an owner.  Beginning October 1, 2008, the Company began leasing space from the majority stockholder for $1,500 per month on a month to month basis.  Rent expense under these agreements for the nine months ended April 30, 2009 and April 30, 2008 was $13,500 and $6,000, respectively.

The Company leases its domain name from an entity owned by its majority stockholder.  Rent expense for the nine months ended April 30, 2009 and 2008 were $287 and $77, respectively. The related liabilities are included in accrued expenses at April 30, 2009 and 2008.  The monthly rent for use of the domain name is 5% of revenues.

The Company accrues $5,000 a month for services provided by its majority and a minority stockholder.  Such amounts are included in the accompanying balance sheet under “Due to Officers”, as well as a miscellaneous amount of $48 due to the majority stockholder.  The balance due to officers as of April 30, 2009 and July 31, 2008 are $124,890 and $30,048, respectively.

During the current year the Company entered into a services agreement with a shareholder for consulting services under which the Company is required to pay $7,500 a month.  Related expense for the nine months ended April 30, 2009 is $37,500.

4.            PROMISSORY NOTES PAYABLE

In April 2009, the Company issued promissory notes totaling $55,000 to five stockholders.  The notes were due two months after issuance at the principal amount plus 25% of the loan.  The maturity of these notes has been extended to August 2009 at the rate of $500 per $10,000 in loan principal outstanding.

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

5.           CONVERTIBLE DEBT

On January 1, 2008, the Company issued convertible promissory notes totaling $300,000 to eight stockholders, who own a combined 15% of the Company’s common stock.  The notes bore interest at 10% per annum and were due on the earlier of the Company registering any of its securities under the Securities Act of 1933, or eighteen months after the date of the note (April through July 2009).  In addition, each of the note holders could convert the entire outstanding amount of their note including accrued interest into shares of the Company’s common stock at any time up to the maturity date of the respective note.

During January 2009, all of the convertible debt was converted to equity, resulting in the issuance of 4,508,000 shares of the Company’s common stock.  Related accrued interest of $23,000 on these loans was also converted to equity, resulting in the issuance of 92,000 shares of the Company’s common stock.  All shares in this note have been adjusted to reflect the exchange discussed in Note 1.

6.           CAPITAL STOCK

The Company’s initial common shares issued to its two founders and eight initial investors were issued for no consideration and are thus carried at a value of zero in the accompanying balance sheet as no services were performed or were required to be performed in order for any of the original investors to obtain their shares.  Management determined the fair value of the initial shares to be zero given the start-up nature of the business which included a lack of operational history, lack of share liquidity and lack of corporate financing for operations at the time of issuance.

The Company has authorized 10,000,000 shares of preferred stock at a par value of $0.001.  No preferred shares are issued or outstanding as of January 31, 2009.  Any preferences, rights, voting powers, restrictions, dividend limitations, qualifications, and terms and conditions of redemption shall be set forth and adopted by a board of directors’ resolution prior to the issuance of any series of preferred stock.

During January 2009, the Company issued a private placement memorandum (“PPM”) to increase the number of shareholders to a minimum of 35.  The PPM resulted in the Company issuing 374,000 shares of common stock to 32 additional stockholders in exchange for cash consideration of $93,500.  The offering costs of $12,500 were offset against the proceeds. In addition, during January 2009 seven vendors were owed a total of $20,500 as of December 31, 2008 were issued 82,000 shares of common stock in settlement of amounts owed to them.

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

During March 2009, the Company issued 1,000,000 shares of common stock to a consultant (and related party) for organizational services rendered.  The shares were valued at $250,000 and the related expense was recognized as an operating expense during the quarter ended April 30, 2009

As detailed in our S-1/A registration statement filed April 14, 2009, 656,000 common shares held by 48 existing shareholders were registered for resale.  No additional capital was raised as a result of this registration.

During April 2009 the Company entered into an equity line of credit agreement which allows the Company to sell up to $25,000,000 of the Company’s common stock over the course of 48 months at 93% of the market price.  As of April 30, 2009 no such sales have been entered into under the agreement.

7.	INCOME TAXES

The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes.  The Company continually reviews the realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that such tax benefits will be realized.

As of April 30, 2009, the Company has a net operating loss carryforward for federal income tax purposes of approximately $577,678, which expires through 2023, available to reduce federal taxable income, if any, of future periods.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets, liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred income tax liabilities and assets are summarized as follows as of April 30, 2009 and July 31, 2008:

HALBERD CORPORATION AND SUBSIDIARY
(a development stage company)

NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

	April 30,	July 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forward	$577,678	$48,500
Depreciation and other	5,758	2,400

Total deferred tax assets	583,436	50,900

Expected tax rate	34%	34%

Gross deferred income tax assets	$198,368	$17,330

Less valuation allowance	-198,368	-

Net deferred income tax asset	$-	$17,330

At April 30, 2009, the Company did not recognize any current or deferred federal or state income tax benefit because it has sustained operating losses since inception.  The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

Effective January 1, 2008, the state of Michigan enacted the Michigan Business Tax Act (“MBTA”), replacing the Michigan single business tax with a business income tax and modified gross receipts tax.  The enactment of the MBTA does not have a material impact on the consolidated financial statements of the Company to date.

7.	OPERATING LEASE

The Company utilizes the services of a third party that houses and maintains its web site server.  Such services are provided under a month to month lease for $650 per month.

* * * * *

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in Part II, Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-Q.

Our business

We are a development stage company that was incorporated under the laws of the State of Nevada on January 26, 2009. On January 28, 2009, we entered into a share purchase agreement with SellMyBusinessNow.com, Inc. (DBA SellMyBusiness.com), a corporation established under the laws of the State of Michigan in August 2007, pursuant to which we acquired all the shares of common stock of SellMyBusiness for 25,058,000 shares of our common stock. As a result, SellMyBusiness became our wholly-owned subsidiary.

To date, the Company’s activities have been limited to raising capital, obtaining financing, constructing its website and administrative functions. As reflected in the accompanying financial statements, we had liabilities of $525,876; and a net loss of $572,792 for the period from inception to April 30, 2009. We had liabilities of $525,876, and a net loss of $536,697 for the nine months ended April 30, 2009, respectively.

Plan of Operation

We have begun limited operations, and we require outside capital to implement our business model.

1.         We believe we can complete development of version 2 of the website, continue marketing efforts in the U.S., continue the Company’s national public relations campaign, develop local language versions of the website in select international markets, launch targeted marketing campaigns internationally.

2.         All business functions will be coordinated and managed by our CEO Mark Lundquist, President & COO John Maddox, and our consultants.

3.         Within 120 days of the initiation of our marketing campaign, we believe we will begin to generate expanded revenues from our targeted approach.

Based on the development stage of the Company and its operational plan, management believes that the Company will incur operating losses in the foreseeable future. Management has developed an operational plan that has been presented to various institutional funds and has entered into an Equity line with Dutchess Capital for securities financing.  However, access to the investment fund is predicated on the market for the Company’s stock and therefore the Company cannot issue assurances that our shareholders will not be diluted by investment of such capital, or to the extent of the dilution. Also, we cannot assure that securities issued in exchange for such capital will not be sold on terms more favorable than those of the shares sold in current or other offerings. The availability of such funding is subject to credit, economic, market and legal constraints. The inability to secure required capital from the fund could have a material adverse effect on our business, operation results, or financial condition. Additionally, there are no guarantees that any additional financing can be obtained.

Limited Operating History

We are a developmental business listing and services Company incorporated on January 26, 2009, and as such had minimal operating revenues to date. Further, we have limited assets and earnings to date. The success of our company is dependent upon the extent to which it will gain market share. All financial information and financial projections and other assumptions made by us are speculative and, while based on management's best estimates of projected sales levels, operational costs, consumer preferences, and the general economic and competitive health of our company in the business listing and services marketplace, there can be no assurance that we will operate profitably or remain solvent.

Results of Operations

As of the most recent quarter ended April 30, 2009, we had cash on hand of $6,854, and our total assets were $587,539 while our total liabilities were $525,876. We had shareholder’s equity of $61,663.

For the nine months ended April 30, 2009, we had a net loss of $536,697. The company has had minimal revenues since 2007 and will need to raise capital to further its operations. Based on the development stage of the Company and its operational plan, management believes that the Company will incur operating losses in the foreseeable future. Management has developed an operational plan that has been presented to various institutional funds and has entered into a an Equity line with Dutchess Capital for securities financing. Management believes that it can enter into definitive agreements with the funder on terms that are acceptable. However, access to the investment fund is predicated on the market for the Company’s stock and therefore the Company cannot issue assurances that our shareholders will not be diluted by investment of such capital, or to the extent of the dilution. Also, we cannot assure that securities issued in exchange for such capital will not be sold on terms more favorable than those of the shares sold in current or other offerings. The availability of such funding is subject to credit, economic, market and legal constraints. The inability to secure required capital from the fund could have a material adverse effect on our business, operation results, or financial condition. Additionally, there are no guarantees that any additional financing can be obtained.

Liquidity and Capital Resources

We anticipate based on the development stage of our Company and our operational plan we will incur operating losses in the foreseeable future. We have developed an operational plan that has been presented to potential private investment in public equity (“PIPE”) funders with the result that we have secured a an Equity line with Dutchess Capital for $25 million in securities to assist in the Company’s development and growth. Therefore, we believe we can satisfy our cash requirements for the future based upon our access to capital from this Securities Financing Agreement (“SFA”) and our ability to generate cash from operations.

The amount of funding required from the SFA and our desire to request funding from the SFA is based on our ability to generate revenue from operations. If actual revenue exceeds projections the company’s need for SFA funding is diminished. If actual revenue trails projections the Company’s need for SFA funding is heightened and is dependent on the market for our stock.  Therefore, there is no assurance that we will either need or be successful in completing all portions of the PIPE, secondary offering or any other financing when we have an active market for our stock. Our investors should assume that any portions of SFA or other outside funding will cause substantial dilution to current stockholders.  Further, there can be no assurances that the SFA will close and that we will have access to this capital.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 1 to the audited consolidated financial statements for the year ended July 31, 2008. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued three related Staff Positions (FSP): (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (ii) FSP Statement of Financial Accounting Standard (SFAS) 115-2 and SFAS 124-2,  “Recognition and Presentation of Other-Than-Temporary Impairments”,  and (iii) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, each of which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements, in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating the potential impact of these Staff Positions.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for recognition and measurement of assets, liabilities and any non-controlling interest acquired due to a business combination. Under SFAS 141(R) the entity that acquires the business (whether in a full or partial acquisition) may recognize only the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at fair value. SFAS 141(R) requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual. Under SFAS 141(R), acquisition-related transaction and restructuring costs will be expensed as incurred rather than treated as part of the acquisition cost and included in the amount recorded for assets acquired. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Accordingly, the Company will apply the provisions of SFAS 141(R) for acquisitions completed after July 31, 2009.

In April 2009, the FASB issued FSP No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect that FSP 141R-1 will not have an impact on our consolidated financial statements at this time.

In April 2008, the FASB issued FASB Staff Position, No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), “Business Combinations,” and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and early adoption is prohibited. Accordingly, this FSP is effective for the Company on August 1, 2009. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

Other recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to apply to the Company or have a material impact on the Company’s reported results of operations on a per share basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of April 30, 2009, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Limitations on the Effectiveness of Internal Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1           Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALBERD CORPORATION

Date: June 19, 2009	By:	/s/ Mark Lundquist
Mark Lundquist
Chief Executive Officer,

Date: June 19, 2009	By:	/s/ Joel Ungar
Joel Ungar
Chief Financial Officer,