Form 10-Q
period 2022-04-30
Halberd Corp
filed 2022-08-29
CIK 1458631

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-8731

HALBERD CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	87-3538414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 25

Jackson Center, Pennsylvania 16133

(Address of principal executive offices) (zip code)

(814) 786-8849

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	HALB	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of August 16, 2022, there were 515,874,842 shares of registrant’s common stock outstanding.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HALBERD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2022	2021
ASSETS	(Unaudited)

Current assets:
Cash	$8,162	$40,321
Prepaid expense	5,410	21,750
Total current assets	13,572	62,071

Fixed assets, net	4,819	1,281

Total assets	$18,391	$63,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$267,813	$177,010
Accrued expenses	9,717	5,300
Convertible judgments payable	206,934	216,400
Total current liabilities	484,464	398,710

Long term liabilities:
Note payable, SBA loan	150,000	150,000

Total liabilities	634,464	548,710

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.0001 par value, 800,000,000 shares authorized, 513,650,338 and 511,621,968 shares issued and outstanding at April 30, 2022 and July 31, 2021, respectively	51,365	51,162
Additional paid in capital	5,516,115	4,282,530
Accumulated deficit	(6,184,553)	(4,820,050)
Total stockholders' equity (deficit)	(616,073)	(485,358)

Total liabilities and stockholders' equity (deficit)	$18,391	$63,352

See accompanying notes to financial statements.

HALBERD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021

Revenue	$1,217	$1,144	$5,883	$4,182
Cost of sales	-	2,068	214	2,068
Gross profit	1,217	(924)	5,669	2,114

Operating expenses:
General and administrative	20,934	22,146	79,302	74,576
Research and development	203,408	199,664	710,788	471,446
Professional fees	72,509	5,500	575,541	52,948
Total operating expenses	296,851	227,310	1,365,631	598,970

Operating loss	(295,634)	(228,234)	(1,359,962)	(596,856)

Other income (expense):
Interest expense	(1,538)	(1,400)	(4,541)	(18,939)
Total other income (expense)	(1,538)	(1,400)	(4,541)	(18,939)

Net loss	$(297,172)	$(229,634)	$(1,364,503)	$(615,795)

Weighted average common shares outstanding - basic	512,867,867	366,469,029	512,028,140	432,475,901
Weighted average common shares outstanding - fully diluted	512,867,867	366,469,029	512,028,140	432,475,901

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share - fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

HALBERD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	For the Three Months Ended April 30, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 31, 2022	10,000,000	$1,000	511,621,968	$51,162	$5,211,200	$(5,887,381)	$(624,019)

Common stock issued for settlement of 3(a)(10) debts	-	-	27,044,110	2,704	6,762	-	9,466

Shares cancelled	-	-	(25,015,740)	(2,501)	2,501	-	-

Warrants granted for services	-	-	-	-	28,152	-	28,152

Contributed capital	-	-	-	-	267,500	-	267,500

Net loss for the three months ended April 30, 2022	-	-	-	-	-	(297,172)	(297,172)

Balance, April 30, 2022	10,000,000	$1,000	513,650,338	$51,365	$5,516,115	$(6,184,553)	$(616,073)

	For the Three Months Ended April 30, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 31, 2021	10,000,000	$1,000	419,621,968	$41,962	$3,859,531	$(4,245,437)	$(342,944)

Common stock issued for settlement of 3(a)(10) debts	-	-	52,000,000	5,200	13,000	-	18,200

Contributed capital	-	-	-	-	217,500	-	217,500

Net loss for the three months ended April 30, 2021	-	-	-	-	-	(229,634)	(229,634)

Balance, April 30, 2021	10,000,000	$1,000	471,621,968	$47,162	$4,090,031	$(4,475,071)	$(336,878)

	For the Nine Months Ended April 30, 2022
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, July 31, 2021	10,000,000	$1,000	511,621,968	$51,162	$4,282,530	$(4,820,050)	$(485,358)

Common stock issued for settlement of 3(a)(10) debts	-	-	27,044,110	2,704	6,762	-	9,466

Shares cancelled	-	-	(25,015,740)	(2,501)	2,501	-	-

Warrants granted for services	-	-	-	-	479,322	-	479,322

Contributed capital	-	-	-	-	745,000	-	745,000

Net loss for the nine months ended April 30, 2022	-	-	-	-	-	(1,364,503)	(1,364,503)

Balance, April 30, 2022	10,000,000	$1,000	513,650,338	$51,365	$5,516,115	$(6,184,553)	$(616,073)

	For the Nine Months Ended April 30, 2021
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, July 31, 2020	10,000,000	$1,000	302,721,539	$30,272	$3,535,228	$(3,859,276)	$(292,776)

Common stock issued for the exercise of warrants	-	-	1,000,000	100	9,900	-	10,000

Common stock issued for settlement of 3(a)(10) debts	-	-	167,900,429	16,790	41,975	-	58,765

Warrants granted for services	-	-	-	-	20,612	-	20,612

Contributed capital	-	-	-	-	482,316	-	482,316

Net loss for the nine months ended April 30, 2021	-	-	-	-	-	(615,795)	(615,795)

Balance, April 30, 2021	10,000,000	$1,000	471,621,968	$47,162	$4,090,031	$(4,475,071)	$(336,878)

See accompanying notes to financial statements.

HALBERD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,364,503)	$(615,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	315	-
Common stock warrants issued for services	479,322	20,612
Decrease (increase) in assets:
Prepaid expense	16,340	(14,583)
Increase (decrease) in liabilities:
Accounts payable	90,803	69,529
Accrued expenses	4,417	3,839
Net cash used in operating activities	(773,306)	(536,398)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,853)	-
Net used in investing activities	(3,853)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from exercise of warrants	-	10,000
Proceeds received on capital contributions	745,000	482,315
Proceeds received from note payable, SBA loan	-	150,000
Net cash provided by financing activities	745,000	642,315

NET CHANGE IN CASH	(32,159)	105,917
CASH AT BEGINNING OF PERIOD	40,321	2,086

CASH AT END OF PERIOD	$8,162	$108,003

SUPPLEMENTAL INFORMATION:
Interest paid	$124	$15,100
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued on settlement of 3(a)(10) debts	$649,059	$6,904,338

See accompanying notes to financial statements.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Presentation and Significant Accounting Policies

Nature of Business

Halberd Corporation (“Halberd”, “We”, “Us”, “the Company”) was formed in the State of Nevada on January 26, 2009. It changed its name to Tykhe Corporation on April 22, 2014, and then redomiciled to Colorado and changed its name to Alaric Corporation on January 25, 2017. On March 22, 2020, it changed its name to HALB Transition Corporation, before completing a reorganization whereby the name of the public company again became Halberd Corporation, and Alaric Corporation then became its wholly-owned subsidiary. The merger was accounted for as a reverse purchase acquisition in accordance with the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 805-50, whereby the financial statements of the Target company (Halberd Corporation) were treated as the acquiring company, and the equity section of the balance sheet and earnings per share of Halberd Corporation were retroactively restated to reflect the effect of the 1:1 exchange ratio of the equity of Alaric Corporation exchanged for the equity of Halberd Corporation. There were no assets or liabilities of either entity prior to the business combination, therefore there was no Goodwill or gain or loss on the business combination.

Halberd’s primary business is the pursuit of treatments for neurodegenerative diseases, such as PTSD/ CTE (Post Traumatic Stress Disorder/Chronic Traumatic Encephalopathy), Alzheimer's Disease, Parkinson's Disease, etc.

Basis of Accounting

Our financial statements are prepared using the accrual method of accounting as generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC).

Basis of Presentation

The accompanying financial statements include the accounts of the following entities, all of which are under common control and ownership as of the date of this report:

Name of Entity	Form of Entity	State of Incorporation	Relationship

Halberd Corporation	Corporation	Colorado	Parent
Alaric Corporation	Corporation	Colorado	Subsidiary

All significant inter-company transactions have been eliminated in the preparation of these financial statements.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these unaudited financial statements be read in conjunction with the financial statements of the Company for the year ended July 31, 2021 and notes thereto included in the Company's annual report.

The Company has adopted a fiscal year end of July 31st.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

FASB ASC 280-10-50 requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company’s stores are considered operating segments, and will be aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the stores and the common nature of the products, customers and methods of distribution.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheet are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company had a convertible note payable that required fair value measurement on a recurring basis.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

The Company’s revenues currently consist of the sale of CBD products, including patches, roll-on applications, sprays and ointments. These products are primarily sold direct-to-consumers online, and occasionally directly to local pharmacies.

Sales are recorded when the earnings process is complete or substantially complete, and the revenue is measurable and collectability is reasonably assured, which is typically when products are shipped. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales in which payment has been received, but the earnings process has not been completed.

Cost of Merchandise Sales and Occupancy Costs

Cost of merchandise sales and occupancy costs includes the following types of expenses: purchase price of inventory sold, including inbound freight charges; shipping and handling costs; inventory shrinkage costs and valuation adjustments; payroll and benefits costs; store occupancy costs, including rent, common area maintenance, property taxes, utilities, insurance, and depreciation of leasehold improvements and capitalized lease assets. Also included in cost of merchandise sales and occupancy costs is certain consideration received from vendors for vendor rebates, allowances and discounts.

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $53,936 and $46,624 for the nine months ended April 30, 2022 and 2021, respectively, as presented in general and administrative expenses within the consolidated statements of operations.

Research and Development

The Company performs research and development on its extracorporeal technological method of treating many disease states, including Alzheimer’s Disease, PTSD, Parkinson’s Disease, epilepsy and other neurodegenerative diseases, sepsis, meningitis and pandemics. The Company currently does not have any employees dedicated to research and development, but outsources these activities to Arizona State University (ASU) pursuant to an Industry Sponsored Research Agreement, which the Company and ASU entered into on September 1, 2020 (Research Agreement). The Research Agreement, which terminates on November 30, 2022, calls for monthly payments of $50,000, not to exceed $1,371,782, The Company’s research and development activities have primarily been funded by Epidemiologic Solutions Corp.). In accordance with ASC 730-10-25, these expenditures contracted to another party are expensed as incurred. These expenses approximated $710,788 and $471,446 for the nine months ended April 30, 2022 and 2021, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

Uncertain Tax Positions

In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

Adoption of New Accounting Standards and Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $6,184,553, negative working capital of $470,892, and as of April 30, 2022, the Company’s cash on hand may not be sufficient to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is actively pursuing new customers to increase revenues. In addition, the Company is currently seeking additional sources of capital to fund short term operations. Management believes these factors will contribute toward achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Convertible Judgments Payable and Contingent Liabilities

On May 7, 2014, the Company entered into a court ordered settlement in Securities Counselors, Inc. v. Halberd Corporation, Case No. 13 L 00000668 for a total of $279,447 that is to be settled with the payment of 441,278,914 shares of common stock to be issued in tranches pursuant to a Section 3(a)(10) exemption from the Securities Act of 1933's registration requirements. Through April 30, 2022, there were a total of 162,588,671 shares issued in partial extinguishment of this nonmonetary obligation. As of April 30, 2022, there was a balance outstanding of $176,485 on this judgment that could be converted into approximately 278,690,243 shares of the Company’s common stock at a rate of approximately $0.00063 per share.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On November 25, 2014, in Securities Counselors, Inc. v. Texas Wyoming Drilling, Inc., Case No. 14 L 825, Halberd Corporation, then named Tykhe Corporation, agreed to a settlement in the amount of $2,822,209, whereby the Company agreed to issue 486,850,070 shares of its common stock at an issuance price of $0.0057969 per-share in exchange for an interest in various cannabis farming operations in accordance with the November 25, 2014 court order. This November 25, 2014 court order covered several different public companies which participated in this initiative, agreeing to issue shares in exchange for interests in such cannabis farming operations. The Texas Wyoming court order further provided that Securities Counselors Inc. was entitled to 19,438,077 shares of common stock in Halberd Corporation in extinguishment of its accrued liability of $112,680.10 for additional legal services rendered, which were in addition to the legal services rendered immediately prior to, and covered by, the Securities Counselors, Inc. v. Halberd Corporation Case No. 13 L 00000668.

That November 25, 2014, Securities Counselors, Inc. v. Texas Wyoming Drilling, Inc. order, however, was later modified in May 2016, effectively extinguishing for Halberd, both the obligation to issue shares as well as any entitlements with respect thereto, except for the share entitlement for legal services. The most relevant provisions relating to this matter of Securities Counselors, Inc. v. Texas Wyoming Drilling, Inc. appear in paragraph 6 stating as follows: “Halberd is hereby relieved of its obligations in accordance with the Securities Counselors, Inc. v. Texas Wyoming Drilling, Inc. 2014 Order, including any obligation to issue the 486,850,070 shares … and …. to receive shares in any of the other Issuers is hereby extinguished. The 19,438,077 shares, which Halberd was obligated to issue SCI shall increase to 321,943,143, to reflect the corresponding decrease in its share price.” Mathematically, the $112,680 divided by the 321,943,143 shares is $0.00035 per-share.

As of April 30, 2022, there was a balance outstanding of $30,449 on this judgment that could be converted into approximately 86,998,604 shares of the Company’s common stock at a rate of approximately $0.00035 per share. A total of 234,944,539 shares were issued in satisfaction of approximately $82,231 of this obligation over various dates from August 5, 2020 through February 18, 2022.

The Company has accounted for its judgment liability in accordance with ASC 450 - Contingencies, whereby the judgments presented above are carried at the amount of the court ordered judgments, as the losses were both probable and reasonably estimated at the time the judgments were ordered, therefore they have been recognized as liabilities on the balance sheets in the amounts of the court orders. The judgments are to be settled in shares of the Company’s common stock at fixed prices per share, which could result in the issuance of an aggregate 392,732,957 shares of the Company’s common stock.

Note 4 – Fair Value of Financial Instruments

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has certain financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of April 30, 2022 and July 31, 2021, respectively:

	Fair Value Measurements at April 30, 2022
	Level 1	Level 2	Level 3
Assets
Cash	$8,162	$-	$-
Total assets	8,162	-	-
Liabilities
Convertible judgments payable	-	6,582,399	-
Note payable, SBA loan	-	150,000	-
Total liabilities	-	6,732,399	-
	$8,162	$(6,732,399)	$-

	Fair Value Measurements at July 31, 2021
	Level 1	Level 2	Level 3
Assets
Cash	$40,321	$-	$-
Total assets	40,321	-	-
Liabilities
Convertible judgments payable	-	15,591,498	-
Note payable, SBA loan	-	150,000	-
Total liabilities	-	15,741,498	-
	$40,321	$(15,741,498)	$-

The fair value of our convertible judgments payable is based on the fair market value of the underlying shares that are to be used to settle the judgments, and are considered Level 3 inputs as defined by ASC Topic 820-10-35.The fair value is based on the exit price using the Company’s common stock at the balance sheet dates. The fair value is greater than the amounts presented on the balance sheets as follows:

	April 30,	July 31,
	2022	2021

Fair value of convertible judgments payable	$6,582,399	$15,591,498
Historical value of convertible judgments payable on balance sheets	206,935	216,400

	$6,375,464	$15,375,098

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended April 30, 2022 or the year ended July 31, 2021.

Note 5 – Note Payable, SBA Loan

Note payable, SBA loan consisted of the following at April 30, 2022 and July 31, 2021, respectively:

	April 30,	July 31,
	2022	2021

On September 2, 2020, the Company, borrowed $150,000 from Standard Financing, pursuant to a Promissory Note issued by the Company to Standard Financing (the “SBA Loan”). The loan was made pursuant to the Covid-19 Economic Injury Disaster Loan Program established as part of the Coronavirus Aid, Relief, and Economic Security Act (the “EIDL Program”). The SBA Loan carried interest at 3.75% per annum, payable in $731 monthly payments over thirty (30) years from the date of the note, with the initial payment deferred until September 2, 2022.	$150,000	$150,000

Total note payable, SBA loan	$150,000	$150,000

The Company recorded interest expense on notes payable in the amount of $4,417 and $3,839 for the nine months ended April 30, 2022 and 2021, respectively.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Changes in Stockholders’ Equity (Deficit)

Series A Preferred Stock

The Company is authorized to issue 25,000,000 shares of preferred stock with a par value of $0.0001 per share, of which 10,000,000 have been designated as Series A Preferred Stock (“Series A Preferred”), with the remaining 15,000,000 shares available for designation from time to time by the Board as set forth below. As of April 30, 2022, there were 10,000,000 shares of Series A Preferred issued and outstanding. The Board of Directors is authorized to determine any number of series into which the undesignated shares of preferred stock may be divided and to determine the rights, preferences, privileges and restrictions granted to any series of the preferred stock.

Common Stock

Common stock consists of $0.0001 par value, 800,000,000 shares authorized, of which 513,650,338 shares were issued and outstanding as of April 30, 2022.

Common Stock Issued in Satisfaction of Convertible Judgments Payable

On February 18, 2022, the Company issued 27,044,110 shares in satisfaction of $9,466 of Judgments Payable at a conversion rate of $0.00035 per share pursuant to a court ordered judgment under Rule 3(a)(10).

Cancellation of Common Stock

On February 21, 2022, the Company cancelled 25,015,740 previously issued shares due to non-performance.

Contributed Capital

On various dates between August 1, 2021 and April 27, 2022, Epidemiologic Solutions Corp. contributed capital in the combined amount of $745,000 to pay expenses for operations, primarily for its research and development.

Note 7 – Common Stock Warrants

Warrants to purchase a total of 485,850,000 shares of common stock at a weighted average strike price of $0.01 were outstanding as of April 30, 2022.

Warrants Granted for Services

On April 24, 2022, the Company issued warrants to purchase 1,000,000 shares, exercisable at $0.019 per share over a ten-year term, to an individual for services provided. The estimated fair value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 239% and a weighted average call option value of $0.0188, was $18,768.

On April 24, 2022, the Company issued warrants to purchase 500,000 shares, exercisable at $0.019 per share over a ten-year term, to an individual for services provided. The estimated fair value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 239% and a weighted average call option value of $0.0188, was $9,384.

On January 22, 2022, the Company issued warrants to purchase 750,000 shares, exercisable at $0.0196 per share over a ten-year term, to an individual for services provided. The estimated fair value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 292% and a weighted average call option value of $0.0196, was $14,685.

On January 15, 2022, the Company issued warrants to purchase 10,000,000 shares, exercisable at $0.0206 per share over a ten-year term, to an individual for services provided. The estimated fair value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 293% and a weighted average call option value of $0.0206, was $205,788.

On December 15, 2021, the Company issued warrants to purchase 1,000,000 shares, exercisable at $0.0175 per share over a ten-year term, to an individual for services provided. The estimated fair value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 297% and a weighted average call option value of $0.0175, was $17,484.

On December 5, 2021, the Company issued warrants to purchase 10,000,000 shares, exercisable at $0.0188 per share over a ten-year term, to an individual for services provided. The estimated fair value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 300% and a weighted average call option value of $0.0188, was $187,853.

On December 5, 2021, the Company issued warrants to purchase 1,000,000 shares, exercisable at $0.0188 per share over a ten-year term, to an individual for services provided. The estimated fair value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 300% and a weighted average call option value of $0.0188, was $18,785.

On December 5, 2021, the Company issued warrants to purchase 350,000 shares, exercisable at $0.0188 per share over a ten-year term, to an individual for services provided. The estimated fair value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 300% and a weighted average call option value of $0.0188, was $6,575.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amended Warrants

On December 5, 2021, the Company cancelled previously issued warrants to purchase 250,000 shares, exercisable at $0.0235 per share and issued new warrants to purchase 250,000 shares, exercisable at $0.0188 per share over a ten-year term, to an individual for services provided. The estimated fair value of the warrants using the Black-Scholes Pricing Model, based on a weighted average volatility rate of 300% and a weighted average call option value of $0.0188, was $4,696, which was not materially different than the value of the cancelled warrants.

Note 8 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of April 30, 2022, the Company incurred a taxable net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $3,935,000 of federal net operating loss carry forwards at April 30, 2022. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

The components of the Company’s deferred tax asset are as follows:

	April 30,	July 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$826,350	$640,500

Net deferred tax assets before valuation allowance	$826,350	$640,500
Less: Valuation allowance	(826,350)	(640,500)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at April 30, 2022 and July 31, 2021, respectively. The Company had no uncertain tax positions as of April 30, 2022. A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	April 30,	July 31,
	2022	2021

Federal and state statutory rate	21%	21%
Change in valuation allowance on deferred tax assets	(21%)	(21%)

Note 9 – Commitments and Contingencies

The Company may be involved in various inquiries, administrative proceedings and litigation relating to matters arising from our operations prior to the change in management and spin-off of our subsidiary on July 31, 2012. The Company is not currently a defendant in any material litigation and is not aware of any threatened litigation that could have a material effect on the Company. Management is not able to estimate the minimum loss to be incurred, if any, as a result of the final outcome of these matters but believes they are not likely to have a material adverse effect upon the Company’s financial position or results of operations and, accordingly, no provision for loss has been recorded.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company has received a binding funding commitment from Epidemiological Solutions Corporation, a charitable organization recently approved by the Internal Revenue Service and qualified under Internal Revenue Code section 501(c)(3), for $2,000,000 to fund the Company’s research and development endeavors. As of April 30, 2022, $889,782 had been paid on this commitment, beginning with the first payment of $21,782 on, or about, September 2, 2020, as presented as Contributed Capital within the Statement of Stockholders Equity (Deficit). The charitable organization is committed to monthly payments of $50,000 pursuant to its sponsored research agreement with Arizona State University.

The Company performs research and development on its extracorporeal technological method of treating many disease states, including Alzheimer’s Disease, PTSD, Parkinson’s Disease, epilepsy and other neurodegenerative diseases, sepsis, meningitis and pandemics. These research and development activities are outsourced to Arizona State University (ASU) pursuant to an Industry Sponsored Research Agreement, which the Company and ASU entered into on September 1, 2020 (Research Agreement). The Research Agreement, which terminates on November 30, 2022, calls for monthly payments of $50,000, not to exceed $1,371,782. As of July 31, 2021, the Company has paid an aggregate $521,782, leaving $850,000 owed on the agreement.

On May 7, 2014, the Company entered into a court ordered settlement for a total of $279,447 that is to be settled with the payment of shares of common stock pursuant to a Section 3(a)(10) exemption from the Securities Act of 1933's registration requirements. As of April 30, 2022, there was a balance outstanding of $176,485 on this judgment that could be converted into approximately 278,690,243 shares of the Company’s common stock at a rate of approximately $0.00063 per share.

On November 25, 2014, a judgment in the amount of $2,934,889 was awarded against the Company’s wholly-owned subsidiary, Alaric Corporation. On April 29, 2016, a total of $2,822,209 of this was relinquished pursuant to an exchange of properties. The remaining $112,680 judgment was replaced on May 4, 2016, pursuant to a new judgment. As of April 30, 2022, there was a balance outstanding of $30,449 on this judgment that could be converted into approximately 86,998,604 shares of the Company’s common stock at a rate of approximately $0.00035 per share.

As of April 30, 2022 and 2021, the aggregate market value of the Company’s judgments payable in common stock was $6,582,399 and $16,876,585, respectively, based on the closing stock prices of $0.018 and $0.039 per share, respectively.

Note 10 – Subsequent Events

The Company evaluates events that have occurred after the balance sheet date through the date hereof, which these financial statements were issued. No events occurred of a material nature that would have required adjustments to or disclosure in these financial statements except as follows:

Warrant Exercise

On June 1, 2022, a warrant holder exercised warrants to purchase 10,000,000 shares of common stock. The warrants were exercised on a cashless basis, resulting in the issuance of 4,252,874 shares of common stock.

Warrant Issuance

On August 2, 2022, the Company awarded warrants to a consultant to purchase 250,000 shares of common stock at an exercise price of $0.0128 per share, execrable over a ten-year period.

Capital Contributions

On May 5, 2022, the Company received $50,000 in contributed capital from Epidemiologic Solutions Corp.

Cancellation of Common Stock

On July 22, 2022, the Company cancelled 2,028,370 previously issued shares due to non-performance.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

OVERVIEW

Halberd Corporation (“Halberd,” “HALB” or the “Company”) was originally incorporated in Nevada January 26, 2009 and, after going through multiple prior reorganizations was re-incorporated in Colorado in May 2020. By way of background, HALB changed its name to Tykhe Corporation on April 22, 2014. It then redomiciled to Colorado and changed its name to Alaric Corporation on January 25, 2017. Finally, on March 22, 2020, it changed its name to HALB Transition Corporation, before engaging in a holding company reorganization whereby the name of the public company again became Halberd Corporation with a subsidiary named Alaric Corporation.

We are a research-based company that intends to discover and develop medical treatments for humans, specifically targeting the treatment of Alzheimer’s Disease (AD), Traumatic Brain Injury (TBI), Cancer, Epilepsy, Suicide Ideation, and Drug & Alcohol Dependency.

We have generated very limited revenue to date from our sale of topical CBD pain relief products and a nutraceutical dietary supplement.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with the Company’s Board of Directors, management has identified the following accounting policies that it believes are key to an understanding of its financial statements. These are important accounting policies that require management’s most difficult, subjective judgments.

Basis of Presentation

The accompanying financial statements include the accounts of the following entities, all of which are under common control and ownership as of the date of this report:

Name of Entity	Form of Entity	State of Incorporation	Relationship
Halberd Corporation	Corporation	Colorado	Parent
Alaric Corporation	Corporation	Colorado	Subsidiary

All significant inter-company transactions have been eliminated in the preparation of these financial statements.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these unaudited financial statements be read in conjunction with the financial statements of the Company for the year ended July 31, 2021 and notes thereto included in the Company's annual report.

The Company has adopted a fiscal year end of July 31st.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of nine months or less to be cash and cash equivalents.

Related Parties

The Company follows ASC 850 for the identification of related parties and disclosure of related party transactions. Pursuant to this ASC related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Commitments and Contingencies

The Company follows ASC 450 to account for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. This may result in contingent liabilities that are required to be accrued or disclosed in the financial statements. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 — Revenue from Contracts with Customers. Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

●	identification of the contract, or contracts, with a customer;
●	identification of the performance obligations in the contract;
●	determination of the transaction price;
●	allocation of the transaction price to the performance obligations in the contract; and
●	recognition of revenue when, or as, we satisfy a performance obligation.

Sales are recorded when the earnings process is complete or substantially complete, and the revenue is measurable and collectability is reasonably assured, which is typically when products are shipped. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue from sales in which payment has been received, but the earnings process has not been completed.

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. Potential common shares include stock options, warrants and restricted stock. The number of potential common shares outstanding relating to stock options, warrants and restricted stock is computed using the treasury stock method.

The reconciliation of the denominators used to calculate basic EPS and diluted EPS for the three and nine months ended April 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
Weighted average common shares outstanding – basic	512,867,867	366,469,029	512,028,140	432,475,901
Plus: Potentially dilutive common shares:
Stock warrants	241,441,305	-	272,065,573	-
Weighted average common shares outstanding – diluted	754,309,172	366,469,029	784,093,713	432,475,901

Stock warrants excluded from the calculation of diluted EPS because their effect was anti-dilutive were 244,408,695 and 213,784,427 for the three and nine months ended April 30, 2022, respectively, and 461,000,000 for the three and nine months ended April 30, 2021.

Research and Development

The Company performs research and development on its extracorporeal technological method of treating many disease states, including Alzheimer’s Disease, PTSD, Parkinson’s Disease, epilepsy and other neurodegenerative diseases, sepsis, meningitis and pandemics. The Company currently does not have any employees dedicated to research and development, but outsources these activities to Arizona State University (ASU) pursuant to an Industry Sponsored Research Agreement, which the Company and ASU entered into on September 1, 2020 (Research Agreement). The Research Agreement, which terminates on November 30, 2022, calls for monthly payments of $50,000, not to exceed $1,371,782, The Company’s research and development activities have primarily been funded by related parties (Securities Counselors Group and Epidemiologic Solutions Corp.). In accordance with ASC 730-10-25, these expenditures contracted to another party are expensed as incurred. These expenses approximated $710,788 and $471,446 for the nine months ended April 30, 2022 and 2021, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees in accordance with the provisions of ASC 718 Stock Compensation (ASC 718) and Equity-Based Payments to Non-employees pursuant to ASC 2018-07 (ASC 2018-07). All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date at which a commitment for performance by the counterparty to earn the equity instruments is reached because of sufficiently large disincentives for nonperformance.

Liquidity and Capital Resources.

For the Nine-Month Period Ended April 30, 2022 versus April 30, 2021

During the period ended April 30, 2022, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of April 30, 2022 was $8,162, which was derived from charitable donations from Epidemiologic Solutions Corporation and Internal Revenue Service Section 501(c)(3) organization. Our monthly cash flow burn rate has increased from approximately $44,700 in 2021 to approximately $64,442in 2022. Although we have moderate short term cash needs, as our operating expenses increase, we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through support from charities, grants, contracts or other non-dilutive sources.

Results of Operations for the Three and Nine Months Ended April 30, 2022 and 2021.

The following table summarizes selected items from the statement of operations for the three months ended April 30, 2022 and 2021.

	Three Months Ended April 30,		Increase/
	2022	2021	Decrease

Revenues	$1,217	$1,144	$73
Cost of sales	-	2,068	(2,068)
Gross Profit	1,217	(924)	2,141

Operating expenses:
General and administrative	20,934	22,146	(1,212)
Research and development	203,408	199,664	3,744
Professional fees	72,509	5,500	67,009
Total operating expenses:	296,851	227,310	69,541

Operating loss	(295,634)	(228,234)	(67,400)

Other income:
Interest expense	(1,538)	(1,400)	138
Total other income (expense)	(1,538)	(1,400)	138

Net loss	$(297,172)	$(229,634)	$67,538

The following table summarizes selected items from the statement of operations for the nine months ended April 30, 2022 and 2021.

	Nine Months Ended April 30,		Increase/
	2022	2021	Decrease

Revenues	$5,883	$4,182	$1,701
Cost of sales	214	2,068	(1,854)
Gross Profit	5,669	2,114	3,555

Operating expenses:
General and administrative	79,302	74,576	4,726
Research and development	710,788	471,446	239,342
Professional fees	575,541	52,948	522,593
Total operating expenses:	1,365,631	598,970	766,661

Operating loss	(1,359,962)	(596,856)	763,106

Other income:
Interest expense	(4,541)	(18,939)	(14,398)
Total other income (expense)	(4,541)	(18,939)	(14,398)

Net loss	$(1,364,503)	$(615,795)	$748,708

Revenues

We had revenues of $1,217 and $5,883 for the three and nine months ended April 30, 2022, respectively, compared to $1,144 and $4,182 for the three and nine months ended April 30, 2021, respectively. This was an increase of $73, or 6%, for the three months ended April 30, 2022 compared to 2021, and $1,701, or 41%, for the nine months ended April 30, 2022 compared to April 30, 2021.

Cost of Sales

Cost of sales were $-0- and $214 for the three and nine months ended April 30, 2022, respectively, compared to $2,068 and $2,068 for the three and nine months ended April 30, 2021. Gross profits were 100% and 96% for the three and nine months ended April 30, 2022, respectively, compared to negative 81% and 51% for the three and nine months ended April 30, 2021. Cost of sales decreased significantly during the three and nine months ended April 30, 2022, as the products we sold had previously been written off as impaired, therefore there were no cost of sales related to some of the products sold in those current periods.

General and Administrative

General and administrative expenses were $20,934 and $79,302 for the three and nine months ended April 30, 2022, respectively, compared to $22,146 and $74,576 for the three and nine months ended April 30, 2021. The decreased and increased expenses of $1,212 and $4,726 for the three and nine months ended April 30, 2022, compared to April 30, 2021 was primarily due to the general activities of Halberd Corporation arising out of its increased operating expenses, as we ramped up our research operations. The slight decrease during the three months ended April 30, 2022 was due to diminished travel costs.

Research and Development

Research and development expenses were $203,408 and $710,788 for the three and nine months ended April 30, 2022, respectively, compared to $199,664 and $471,446 for the three and nine months ended April 30, 2021. The increased expenses of $3,744 and $239,342 for the three and nine months ended April 30, 2022, compared to April 30, 2021 were due to the research and development costs incurred through our partners, specifically the University of Arizona, incurred during the periods ended April 30, 2022 related to the development of our patented, patent pending and trade secret technologies that were not present in the comparative periods.

Professional Fees

Professional fees were $72,509 and $575,541 for the three and nine months ended April 30, 2022, respectively, compared to $5,500 and $52,948 for the three and nine months ended April 30, 2021. The increase of $67,009, or 1,218%, and $522,593, or 987%, was primarily due to increased stock-based compensation of $458,710 related to warrants issued for services during the nine months ended April 30, 2022.

Other Income (Expense)

Other expense consisted entirely of interest expense. Interest expenses were $1,538 and $4,541 for the three and nine months ended April 30, 2022, respectively, compared to $1,400 and $18,939 for the three and nine months ended April 30, 2021. The increase of $138, or 10%, and decrease of $14,398, or 76%, for the three and nine months ended April 30, 2022, was primarily due to brokers fees incurred on obtaining the SBA loan during the comparative nine months ended April 30, 2021 that were not incurred in the current period.

Net Loss

Net loss was $297,172 and $1,364,503 for the three and nine months ended April 30, 2022, respectively, compared to $229,634 and $615,795 for the three and nine months ended April 30, 2021. The net loss was $0.00 per share for all periods presented. Net loss increased by $67,538 and $748,708, for the three and nine months ended April 30, 2022, respectively. The net loss increased, as set forth above, primarily due to the non-cash, stock-based compensation, increase in professional fees.

The Company’s Plan of Operation for the Next Twelve Months

The Company’s auditors have expressed doubt as to our ability to continue as a going concern in part, because at April 30, 2022, the Company had negative working capital, an accumulated deficit of $(6,184,553). Although the Company has moderate short term cash needs, as its operating expenses increase, the Company will face strong medium to long term cash needs. Management anticipates that the needs will be satisfied through charitable contributions from Epidemiologic Solutions Corporation an organization qualified as a public charity pursuant to Internal Revenue Code Section 501(c)(3). The Company does not currently have sufficient funds to sustain its operations for the next twelve months and we will need to raise additional cash to fund its operations. In order to continue as a going concern, management must effectively secure grants, contracts, joint ventures, angel investors, or funding from any of a number of sources as a supplement to the funding currently receiving from an Internal Revenue Code Section 501(c)(3) charity so that we can continue to fund our operations until such time as we can develop and market any treatments/products resulting from our research. If the Company is not able to do this, the Company may not be able to continue as an operating company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Although our management has not formally carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, who is one and the same, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), because of the relatively thin management structure that the Company currently maintains, the Company believes that our Principal Executive Officer and Principal Financial Officer have sufficient timely information to allow them to make necessary disclosures in a timely manner.

Based on this informal evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are still in review for approval by the SEC.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control and Financial Reporting

B.F. Borgers CPA was appointed as auditor of Halberd on December 24, 2021. There has been no changes or disagreements with the Borgers audit firm and B.F. Borgers CPA continues to serve in such capacity to the Company.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may be involved in various inquiries, administrative proceedings and litigation relating to matters arising from our operations prior to the change in management and spin-off of our subsidiary on July 31, 2012. The Company is not currently a defendant in any material litigation and is not aware of any threatened litigation that could have a material effect on the Company. Management is not able to estimate the minimum loss to be incurred, if any, as a result of the final outcome of these matters but believes they are not likely to have a material adverse effect upon the Company’s financial position or results of operations and, accordingly, no provision for loss has been recorded.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following issuances of equity securities by the Company during the three month period ended April 30, 2022 were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Regulation D thereunder:

On February 18, 2022, the Company issued 27,044,110 shares in satisfaction of $9,466 of Judgments Payable at a conversion rate of $0.00035 per share pursuant to a court ordered judgment under Rule 3(a)(10).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1*

Certifications of Principal Executive and Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Principal Executive and Financial Officer pursuant to 18 U.S.C. SEC. 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Halberd Corporation

Dated: August 29, 2022	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Principal Executive and Financial Officer, & Director

