Form 10-Q/A
period 2022-04-30
Halberd Corp
filed 2022-09-22
CIK 1458631

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

On August 29, 2022, Halberd Corporation (“Halberd” or “the Company”) filed its Quarterly Report on Form 10-Q for the period ended April 30, 2022 (the “Original Form 10-Q”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-Q to correct the presentation of corrections made to the Company’s historical accounting treatment of its Convertible Judgments Payable as a correction of an error, in accordance with Accounting Standards Codification 250 – Accounting Changes and Error Corrections (“ASC 250”). The Company had corrected its accounting for the Convertible Judgments Payable in accordance with ASC 450 – Contingencies, whereby the amount of the Court Ordered liability is presented on the balance sheet, rather than the underlying fair value of the common stock to be issued in satisfaction of the debt, as disclosed in Note 4 of this report. The comparative financial statements are now labeled as ‘Restated’ and the accompanying disclosures are presented in Note 3 of this report. A new quarterly report with the correction is filed hereto.

We will also file an amended Annual Report on Form 10 for the year ended July 31, 2021 to reflect the restatements.

A discussion of the Company’s internal control over financial reporting, a material weakness identified by the Company and the actions taken by management are set forth in Item 4. Controls and Procedures.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-Q. This Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

2

3

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HALBERD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2022	2021
ASSETS	(Unaudited)	(Restated)

Current assets:
Cash	$8,162	$40,321
Prepaid expense	5,410	21,750
Total current assets	13,572	62,071

Fixed assets, net	4,819	1,281

Total assets	$18,391	$63,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$267,813	$177,010
Accrued expenses	9,717	5,300
Convertible judgments payable	206,934	216,400
Total current liabilities	484,464	398,710

Long term liabilities:
Note payable, SBA loan	150,000	150,000

Total liabilities	634,464	548,710

Commitments and contingencies	-	-

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Common stock, $0.0001 par value, 800,000,000 shares authorized, 513,650,338 and 511,621,968 shares issued and outstanding at April 30, 2022 and July 31, 2021, respectively	51,365	51,162
Additional paid in capital	5,516,115	4,282,530
Accumulated deficit	(6,184,553)	(4,820,050)
Total stockholders' equity (deficit)	(616,073)	(485,358)

Total liabilities and stockholders' equity (deficit)	$18,391	$63,352

See accompanying notes to financial statements.

HALBERD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
		(Restated)		(Restated)
Revenue	$1,217	$1,144	$5,883	$4,182
Cost of sales	-	2,068	214	2,068
Gross profit	1,217	(924)	5,669	2,114

Operating expenses:
General and administrative	20,934	22,146	79,302	74,576
Research and development	203,408	199,664	710,788	471,446
Professional fees	72,509	5,500	575,541	52,948
Total operating expenses	296,851	227,310	1,365,631	598,970

Operating loss	(295,634)	(228,234)	(1,359,962)	(596,856)

Other income (expense):
Interest expense	(1,538)	(1,400)	(4,541)	(18,939)
Total other income (expense)	(1,538)	(1,400)	(4,541)	(18,939)

Net loss	$(297,172)	$(229,634)	$(1,364,503)	$(615,795)

Weighted average common shares outstanding - basic	512,867,867	366,469,029	512,028,140	432,475,901
Weighted average common shares outstanding - fully diluted	512,867,867	366,469,029	512,028,140	432,475,901

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Net loss per common share - fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

	For the Three Months Ended April 30, 2021 (Restated)
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

	For the Nine Months Ended April 30, 2021 (Restated)
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

HALBERD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	April 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(1,364,503)	$(615,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	315	-
Common stock warrants issued for services	479,322	20,612
Decrease (increase) in assets:
Prepaid expense	16,340	(14,583)
Increase (decrease) in liabilities:
Accounts payable	90,803	69,529
Accrued expenses	4,417	3,839
Net cash used in operating activities	(773,306)	(536,398)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(3,853)	-
Net used in investing activities	(3,853)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from exercise of warrants	-	10,000
Proceeds received on capital contributions	745,000	482,315
Proceeds received from note payable, SBA loan	-	150,000
Net cash provided by financing activities	745,000	642,315

NET CHANGE IN CASH	(32,159)	105,917
CASH AT BEGINNING OF PERIOD	40,321	2,086

CASH AT END OF PERIOD	$8,162	$108,003

SUPPLEMENTAL INFORMATION:
Interest paid	$124	$15,100
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued on settlement of 3(a)(10) debts	$649,059	$6,904,338

See accompanying notes to financial statements.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(Restated)

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

Basis of Presentation

The accompanying financial statements include the accounts of the following entities, all of which are under common control and ownership as of the date of this report:

Name of Entity	Form of Entity	Jurisdiction	Relationship

Halberd Corporation	Corporation	Colorado	Parent
Alaric Corporation (1)(2)	Corporation	Colorado	Subsidiary
Halberd UK, Ltd. (1)(2)	Corporation	England and Wales, United Kingdom	Subsidiary

(1) Wholly-owned subsidiary of Halberd Corporation

(2) No activity to date

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

Note 3 – Explanation of our Restatement

The Company is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report for the period ended April 30, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on August 29, 2022 (the “Original Report”) in response to certain issues set forth in our Current Report on Form 8-K filed with the SEC on September 15, 2022 (the “Form 8-K”). The financial statements contained in our Quarterly Report on Form 10-Q for the period ended April 30, 2022 require restatement in order to correct the presentation of its Convertible Judgments Payable and additional Accounts Payable as a correction of an error. In accordance with Accounting Standards Codification 250 – Accounting Changes and Error Corrections (“ASC 250”), the Company has amended its financial statements to indicate that the comparative periods have been restated. The changes in our consolidated financial statements are summarized, below.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

HALBERD CORPORATION
CONSOLIDATED BALANCE SHEETS

	As Originally
	Reported		As Restated
	July 31,		July 31,
	2021	Adjusted	2021
ASSETS

Current assets:
Cash	$40,321	$-	$40,321
Prepaid expense	21,750	-	21,750
Total current assets	62,071	-	62,071

Fixed assets, net	1,281	-	1,281

Total assets	$63,352	$-	$63,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$92,315	$84,695	$177,010
Accrued expenses	5,300	-	5,300
Convertible judgments payable	15,591,498	(15,375,098)	216,400
Total current liabilities	15,689,113	(15,290,403)	398,710

Long term liabilities:
Note payable, SBA loan	150,000	-	150,000

Total liabilities	15,839,113	(15,290,403)	548,710

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value, 25,000,000 shares
authorized, 10,000,000 shares issued and outstanding	1,000	-	1,000
Common stock, $0.0001 par value, 800,000,000 shares authorized,
511,621,968 shares issued and outstanding at July 31, 2021	51,162	-	51,162
Additional paid in capital	4,282,530	-	4,282,530
Accumulated deficit	(20,110,453)	15,290,403	(4,820,050)
Total stockholders' equity (deficit)	(15,775,761)	15,290,403	(485,358)

Total liabilities and stockholders' equity (deficit)	$63,352	$-	$63,352

See accompanying notes to financial statements.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

HALBERD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended April 30, 2021
(Unaudited)

	As Originally
	Reported	Adjusted	As Restated

Revenue	$1,144	$-	$1,144
Cost of sales	2,068	-	2,068
Gross profit	(924)	-	(924)

Operating expenses:
General and administrative	22,146	-	22,146
Research and development	114,969	84,695	199,664
Professional fees	5,500	-	5,500
Total operating expenses	142,615	84,695	227,310

Operating loss	(143,539)	(84,695)	(228,234)

Other income (expense):
Loss on mark-to-market fair value adjustment of settlements payable	(1,559,024)	1,559,024	-
Interest expense	(1,400)	-	(1,400)
Total other income (expense)	(1,560,424)	1,559,024	(1,400)

Net loss	$(1,703,963)	$1,474,329	$(229,634)

Weighted average common shares outstanding - basic	366,469,029	366,469,029	366,469,029
Weighted average common shares outstanding - fully diluted	366,469,029	366,469,029	366,469,029

Net loss per common share - basic	$(0.00)	$0.00	$(0.00)
Net loss per common share - fully diluted	$(0.00)	$0.00	$(0.00)

See accompanying notes to financial statements.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

HALBERD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended April 30, 2021
(Unaudited)

	As Originally
	Reported	Adjusted	As Restated

Revenue	$4,182	$-	$4,182
Cost of sales	2,068	-	2,068
Gross profit	2,114	-	2,114

Operating expenses:
General and administrative	74,576	-	74,576
Research and development	386,751	84,695	471,446
Professional fees	52,948	-	52,948
Total operating expenses	514,275	84,695	598,970

Operating loss	(512,161)	(84,695)	(596,856)

Other income (expense):
Loss on mark-to-market fair value adjustment of settlements payable	(13,331,550)	13,331,550	-
Interest expense	(18,939)	-	(18,939)
Total other income (expense)	13,312,611	13,331,550	(18,939)

Net loss	$(13,862,650)	$13,246,855	$(615,795)

Weighted average common shares outstanding - basic	432,475,901	432,475,901	432,475,901
Weighted average common shares outstanding - fully diluted	432,475,901	432,475,901	432,475,901

Net loss per common share - basic	$(0.03)	$0.03	$(0.00)
Net loss per common share - fully diluted	$(0.03)	$0.03	$(0.00)

See accompanying notes to financial statements.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

HALBERD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended April 30, 2021
(Unaudited)

	As Originally
	Reported	Adjusted	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,862,650)	$13,246,855	$(615,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on mark-to-market fair value adjustment of settlements payable	13,331,550	(13,331,550)	-
Common stock warrants issued for services	20,612	-	20,612
Decrease (increase) in assets:
Prepaid expense	(14,583)	-	(14,583)
Increase (decrease) in liabilities:
Accounts payable	(15,166)	84,695	69,529
Accrued expenses	3,839	-	3,839
Net cash used in operating activities	(536,398)	-	(536,398)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from exercise of warrants	10,000	-	10,000
Proceeds received on capital contributions	482,315	-	482,315
Proceeds received from note payable, SBA loan	150,000	-	150,000
Net cash provided by financing activities	642,315	-	642,315

NET CHANGE IN CASH	105,917	-	105,917
CASH AT BEGINNING OF PERIOD	2,086	-	2,086

CASH AT END OF PERIOD	$108,003	$-	$108,003

SUPPLEMENTAL INFORMATION:
Interest paid	$15,100	$-	$15,100
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued on settlement of 3(a)(10) debts	$6,904,338	$-	$6,904,338

See accompanying notes to financial statements.

Halberd Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Convertible Judgments Payable and Contingent Liabilities

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

Note 5 – Fair Value of Financial Instruments

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

The fair value of our convertible judgments payable is based on the fair market value of the underlying shares that are to be used to settle the judgments, and are considered Level 3 inputs as defined by ASC Topic 820-10-35. The fair value is based on the exit price using the Company’s common stock at the balance sheet dates. The fair value is greater than the amounts presented on the balance sheets as follows:

	April 30,	July 31,
	2022	2021

Fair value of convertible judgments payable	$6,582,399	$15,591,498
Historical value of convertible judgments payable on balance sheets	206,935	216,400

	$6,375,464	$15,375,098

There were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3 inputs for the nine months ended April 30, 2022 or the year ended July 31, 2021.

Note 6 – Note Payable, SBA Loan

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

(Unaudited)

Note 7 – Changes in Stockholders’ Equity (Deficit)

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

Note 8 – Common Stock Warrants

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

Note 9 – Income Taxes

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

Note 10 – Commitments and Contingencies

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

Note 11 – Subsequent Events

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

Basis of Presentation

The accompanying financial statements include the accounts of the following entities, all of which are under common control and ownership as of the date of this report:

Name of Entity	Form of Entity	Jurisdiction	Relationship
Halberd Corporation	Corporation	Colorado	Parent
Alaric Corporation(1)(2)	Corporation	Colorado	Subsidiary
Halberd UK, Ltd. (1)(2)	Corporation	England and Wales, United Kingdom	Subsidiary

(1) Wholly-owned subsidiary of Halberd Corporation

(2) No activity to date

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

Halberd Corporation

Dated: September 22, 2022	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Principal Executive and Financial Officer, & Director

