Form 10-Q/A
period 2022-04-30
Halberd Corp
filed 2022-10-12
CIK 1458631

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

As of October 7, 2022, there were 515,874,842 shares of registrant’s common stock outstanding.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are restating our previously reported financial information as of April 30, 2022 to correct the presentation of corrections made to the Company’s historical accounting treatment of its Convertible Judgments Payable as a correction of an error, in accordance with Accounting Standards Codification 250 – Accounting Changes and Error Corrections (“ASC 250”). The Company had corrected its accounting for the Convertible Judgments Payable in accordance with ASC 450 – Contingencies, whereby the amount of the Court Ordered liability is presented on the balance sheet, rather than the underlying fair value of the common stock to be issued in satisfaction of the debt, as disclosed in Note 4 of this report.

Following our conclusion to restate our financial statements, we initiated a comprehensive review of all our determinations and documentation related to accounting for our Convertible Judgments Payable, as well as related processes and procedures.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f) under the Exchange Act) as of April 30, 2022. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation our management, including The Company’s Chief Executive Officer and Chief Financial Officer, who is one in the same, has concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2022, as a result of the identified material weakness in internal control over financial reporting, the nature of which is summarized below.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

•	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.
•	The Company does not have written documentation of our internal control policies and procedures.
•	All of the Company’s financial reporting is carried out by a financial consultant.

To remediate the material weakness described above and enhance our internal control over financial reporting, management plans to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as resources permit.

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

Halberd Corporation

Dated: October 11, 2022	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Principal Executive and Financial Officer, & Director

