Form 10-Q/A
period 2022-04-30
Halberd Corp
filed 2022-11-09
CIK 1458631

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

As of November 7, 2022, there were 515,874,842 shares of registrant’s common stock outstanding.

EXPLANATORY NOTE

On August 29, 2022, Halberd Corporation (“Halberd” or “the Company”) filed its Quarterly Report on Form 10-Q for the period ended April 30, 2022 (the “Original Form 10-Q”). This Amendment No. 3 (the “Amendment”) amends the Original Form 10-Q to correct the presentation of corrections made to the Company’s historical accounting treatment of its Convertible Judgments Payable as a correction of an error, in accordance with Accounting Standards Codification 250 – Accounting Changes and Error Corrections (“ASC 250”). The Company had corrected its accounting for the Convertible Judgments Payable in accordance with ASC 450 – Contingencies, whereby the amount of the Court Ordered liability is presented on the balance sheet, rather than the underlying fair value of the common stock to be issued in satisfaction of the debt, as disclosed in Note 4 of this report. The comparative financial statements are now labeled as ‘Restated’ and the accompanying disclosures are presented in Note 3 of this report. A new quarterly report with the correction is filed hereto.

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

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Remediation Plan for Material Weaknesses

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

Changes in Internal Control Over Financial Reporting

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

Halberd Corporation

Dated: November 9, 2022	By:	/s/ William A. Hartman
William A. Hartman
	Its:	Principal Executive and Financial Officer, & Director

